Form 10-K/A
period 2015-12-31
Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed Series 2007-1 Trust
filed 2016-04-28
CIK 1387637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Select Asset Inc. (the “Depositor” or the “Registrant”) is the Depositor in respect of the Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed Series 2007-1 Trust (the “Trust”), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of November 9, 2006, between the Depositor and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by a series supplement (the “Series Supplement”) dated as of January 31, 2007 in respect of the Trust. The Trust’s assets consist solely of notes issued by J.C. Penney Corporation, Inc., successor to J.C. Penney Company, Inc. (the “Underlying Securities Issuer”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

The Depositor is a wholly-owned, indirect subsidiary of Lehman Brothers Holdings Inc. (“LBHI”). On September 15, 2008 and periodically thereafter, LBHI and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (jointly administered proceedings, In re Lehman Brothers Holdings Inc. et al., Case Number 08-13555). LBHI and Lehman Brothers Inc. have sold since September 15, 2008 significant businesses, including the sale on September 21, 2008 of the investment banking business to Barclays Capital Inc., which business included the employees who historically conducted the Registrant’s business. The Depositor believes the Trustee has maintained the proper processes and internal controls to monitor the Trust’s cash flows and administer the Trust, as reported in the assertion by the Trustee in the Report on Assessment of Compliance with Applicable Servicing Criteria, attached hereto as Exhibit 33.1. Pursuant to the terms of the Trust Agreement, the Trustee (i) is responsible for administering the Trust and has “full power and authority … to do or cause to be done any and all things in connection with such administration” (Section 3.01 of the Trust Agreement); (ii) is responsible to “make any and all filings, reports, notices or applications with, and seek any comments and authorizations from, the Commission and any state securities authority on behalf of the Trust” (Section 3.01 of the Trust Agreement); and (iii) controls the Certificate Account for each series of certificates (Section 3.03 of the Trust Agreement).

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
(Senior Officer in Charge of Securitization of the Depositor)

Dated: April 28, 2016

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