Form 10-K
period 2020-12-31
Corporate Backed Callable Trust Certificates, J.C. Penney Debenture-Backed Series 2007-1 Trust
filed 2021-03-31
CIK 1387637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

by:
Select Asset Inc.
(Exact Name of Depositor as Specified in its Charter)
Commission File Number of Depositor: 333-112795
Central Index Key Number of Depositor: 0001221546

Delaware	13-4029392
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 E. 42nd Street, Suite 820
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 285-9000

Securities registered pursuant to Section 12(b) of the Act: None.

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

On May 15, 2020, J.C. Penney Company, Inc. and certain of its subsidiaries, including J.C. Penney Corporation, Inc., commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas. On May 18, 2020, J.C. Penney Company, Inc filed an 8-K with the Securities and Exchange Commission providing further information.

On May 19, 2020 the New York Stock Exchange (“NYSE”), a subsidiary of the Intercontinental Exchange, on which the Certificates have been listed, suspended trading in the Certificates and on May 19, 2020 the NYSE issued a press release stating that the staff of NYSE Regulation has determined to delist the Certificates from the NYSE based on the bankruptcy filing. The press release can be found ICE’s website at the following URL https://ir.theice.com/press/news-details/2020/NYSE-to-Suspend-Trading-Immediately-in-Corporate-Backed-Callable-Trust-Certificates-JC-Penney-Debenture-Backed-Series-2007-1-Trust-Class-A-1-of-Select-Asset-Inc-Symbol-JBN-and-Commence-Delisting-Process/default.aspx

Pursuant to General Instruction J of Form 10-K, the Trust is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable.” Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 10-D in lieu of reports on Form 10-Q.

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
Date: March 30, 2021

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